Form 10-Q
period 2017-04-30
ANTILIA GROUP, CORP.
filed 2017-06-14
CIK 1691906

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216184

ANTILIA GROUP, CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1328653 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

________________________

Antilia Group, Corp.

Calle Duarte, No. 6

Sosua, Dominican Republic

Tel. 829-217-2262

 (Exact name of registrant as specified in its charter)

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 14, 2017
Common Stock, $0.001	3,830,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ANTILIA GROUP, CORP. BALANCE SHEETS (Unaudited)
	APRIL 30, 2017	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 2,389	$ 3,169
Other Assets	1,200
Total Current Assets	3,589	3,169
Total Assets	$ 3,589	$ 3,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 5,017	$ 1,017
Total current liabilities	5,017	1,017
Total Liabilities	5,017	1,017

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,985,000 shares issued and outstanding	2,985	2,985
Additional paid-in-capital	-	-
Deficit	(4,413)	(833)
Total Stockholders’ Equity (Deficit)	(1,428)	2,152

Total Liabilities and Stockholders’ Equity	$ 3,589	$ 3,169

The accompanying notes are an integral part of these financial statements.

3 | Page

ANTILIA GROUP, CORP. STATEMENT OF OPERATIONS (UNAUDITED)
Three Months ended April 30, 2017

Revenue	$ 15,000

Cost of goods sold	13,600
Gross profit	1,400

Operating expenses
General and administrative expenses	4,980
Total operating expenses	4,980

Net income (loss)	(3,580)

Loss per common share: Basic and Diluted	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,985,000

The accompanying notes are an integral part of these financial statements.

4 | Page

ANTILIA GROUP, CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
Three Months ended April 30, 2017
Operating Activities
Net loss	$ (3,580)
Net cash used in operating activities	(3,580)

Investing Activities
Computer	$ (1,200)
Net cash used in investing activities	(1,200)

Financing Activities
Proceeds from sale of common stock	-
Proceeds from loan from shareholder	4,000
Net cash provided by financing activities	4,000

Net decrease in cash and equivalents	(780)
Cash and equivalents at beginning of the period	3,169
Cash and equivalents at end of the period	$ 2,389
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ANTILIA GROUP, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

ANTILIA GROUP, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 19, 2016. We are a development stage company that plans to engage in the business of selling used automobiles in the USA and Dominican Republic. The Company’s physical address is Calle Duarte, No. 6 Sosua, Dominican Republic.

Since inception through April 30, 2017 the Company has not generated any revenue and has accumulated losses of $4,413.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $4,413 as of April 30, 2017, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended April 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended January 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2017 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a January 31 fiscal year end.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

6 | Page

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2017, the Company's bank deposits did not exceed the insured amounts.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at April 30, 2017.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of April 30, 2017, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

7 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 27, 2017, the Company issued 2,985,000 shares of its common stock at $0.001 per share for total proceeds of $2,985.

As of April 30, 2017, the Company had 2,985,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since September 19, 2016 (Inception) through April 30, 2017, the Company’s sole officer and director loaned the Company $5,017 to pay for incorporation costs and operating expenses.  As of April 30, 2017, the amount outstanding was $5,017. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

As of April 30, 2017, the Company had net operating loss carry forwards of $4,413 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through June 14, 2017 the date that these financial statements were available to be issued. For the period from April 30, 2017 to June 14, 2017, the Company issued 845,000 shares of its common stock at $0.02 per share for total proceeds of $16,900.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on September 19, 2016. We plan to be in the business of selling used automobiles that we purchase in the United States to customers in the USA and Dominican Republic. We purchase our automobiles primarily at used car stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in the USA and Dominican Republic. We plan to develop a website that will display a variety of used automobiles and their prices, and will advertise our services and fees. Our principal office address is located at Calle Duarte, No. 6, Sosua, Dominican Republic. Our telephone number is 829-217-2262.

We are in the business of selling used automobiles that we purchase in the United States to customers in the USA and Dominican Republic. Our service includes checking the condition of the automobiles, shipping and handling and custom clearing if needed. Our goal is to maintain a 60 day turn around period for all inventory. We will display the automobiles that we own on our website. Our customers will be able to select an automobile on our website according to their budget and preferences. Our customers will also be able to order vehicles which are not displayed on our website by specifying the make, model and year. When we do not have the vehicles that our client wants, we will search for it in automobile auctions and through a network of other car dealers. If our clients want to choose automobiles individually throughout the auction or other options, we will consult them for 5-10% interest.

9 | Page

RESULTS OF OPERATION

As of April 30, 2017, we had deficit of $4,413. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2017

Revenue

During the three months ended April 30, 2017, the Company has revenue generated $15,000 in revenue and the cost of goods sold was $13,600. During the three months ended April 30, 2017, the Company’s gross profit was $1,400.

Operating Expenses

During the three month period ended April 30, 2017, we incurred total expenses and professional fees of $4,980. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended April 30, 2017 was $3,580.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2017 our total assets were $3,589 compared to $3,169 in total assets at January 31, 2017. As at April 30, 2017, our current liabilities were $5,017 compared to $1,017 as of January 31, 2017.

Stockholders’ equity was $2,152 as of January 31, 2017 compared to stockholders’ deficit of $1,428 as of April 30, 2017.

Cash Flows from Operating Activities

For the three month period ended April 30, 2017, net cash flows used in operating activities was $3,580.

Cash Flows from Investing Activities

We have used $1,200  in investing activities to purchase computer equipment  during the three month period ended April 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three month period ended April 30, 2017 were $4,000, consisting of $4,000 from loans from shareholder.

10 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended April 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended April 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTILIA GROUP, CORP.
Dated: June 14, 2017	By: /s/ Ramon Perez Concepcion
Ramon Perez Concepcion, President and Chief Executive Officer and Chief Financial Officer

12 | Page