Form 10-Q
period 2017-10-31
ANTILIA GROUP, CORP.
filed 2017-11-28
CIK 1691906

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 27, 2017
Common Stock, $0.001	4,290,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ANTILIA GROUP, CORP. BALANCE SHEETS (Unaudited)
	OCTOBER 31, 2017	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 6,919	$ 3,169
Total Current Assets	6,919	3,169
Non-current assets
Fixed assets: Inventory	4,320	-
Other Assets, net of depreciation	933
Total Non-current Assets	5,253
Total Assets	$ 12,172	$ 3,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 5,667	$ 1,017
Accounts payable	100	-
Total current liabilities	5,767	1,017
Total Liabilities	5,767	1,017

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,290,000 shares issued and outstanding (2,985,000 shares issued and outstanding as at January 31, 2017)	4,290	2,985
Additional paid-in-capital	24,795	-
Deficit	(22,680)	(833)
Total Stockholders’ Equity (Deficit)	6,405	2,152

Total Liabilities and Stockholders’ Equity	$ 12,172	$ 3,169

The accompanying notes are an integral part of these financial statements.

3 | Page

ANTILIA GROUP, CORP. STATEMENT OF OPERATIONS (UNAUDITED)
	Three Months ended October 31, 2017	For the period from September 19, 2016 (Inception) to October 31, 2016	Nine Months ended October 31, 2017

Revenue	$ 6,300	$ -	$ 21,300

Cost of goods sold	5,800	-	19,400
Gross profit	500	-	1,900

Operating expenses
General and administrative expenses	9,693	817	23,747
Total operating expenses	9,693	817	23,747

Net income (loss)	(9,193)	(817)	(21,847)

Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,290,000	-	3,593,864

The accompanying notes are an integral part of these financial statements.

4 | Page

ANTILIA GROUP, CORP. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine Months ended October 31, 2017	For the period from September 19, 2016 (Inception) to October 31, 2016
Operating Activities
Net loss	$ (21,847)	$ (817)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expenses	267	-
Decrease (Increase) in Operating Assets:
Inventory	(4,320)	-
Increase (Decrease) in Operating Liabilities:
Accounts Payable	100	-
Net cash used in operating activities	(25,800)	(817)

Investing Activities
Computer	$ (1,200)	$ -
Net cash used in investing activities	(1,200)	-

Financing Activities
Proceeds from sale of common stock	26,100	$ -
Proceeds from loan from shareholder	4,650	817
Net cash provided by financing activities	30,750	817

Net decrease in cash and equivalents	3,750	-
Cash and equivalents at beginning of the period	3,169	-
Cash and equivalents at end of the period	$ 6,919	$ -
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ANTILIA GROUP, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2017

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

Since inception through October 31, 2017 the Company has generated $21,300 in revenue and has accumulated losses of $22,680.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $22,680 as of October 31, 2017, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended October 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended January 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2017 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of nine months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

6 | Page

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2017, the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at October 31, 2017.

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

Stock-Based Compensation

As of October 31, 2017, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

On January 27, 2017, the Company issued 2,985,000 shares of its common stock at $0.001 per share for total proceeds of $2,985. For the nine months ended October 31, 2017, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of October 31, 2017, the Company had 4,290,000 shares issued and outstanding.

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

Since September 19, 2016 (Inception) through October 31, 2017, the Company’s sole officer and director loaned the Company $5,667 to pay for incorporation costs and operating expenses.  As of October 31, 2017, the amount outstanding was $5,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INVENTORY

As of October 31, 2017, the Company’s inventory consists of one car that we purchased on July 21, 2017 for $4,320.

NOTE 6 – INCOME TAX

As of October 31, 2017, the Company had net operating loss carry forwards of $22,680 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from October 31, 2017 to November 27, 2017 the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

GENERAL DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on September 19, 2016. We are in the business of selling used automobiles that we purchase in the United States to customers in the USA and Dominican Republic. We purchase our automobiles primarily at used car stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in the USA and Dominican Republic. We are developing a website that will display a variety of used automobiles and their prices, and will advertise our services and fees. Our principal office address is located at Calle Duarte, No. 6, Sosua, Dominican Republic. Our telephone number is 829-217-2262.

We are in the business of selling used automobiles that we purchase in the United States to customers in the USA and Dominican Republic. Our service includes checking the condition of the automobiles, shipping and handling and custom clearing if needed. Our goal is to maintain a 60 day turn around period for all inventory. We will display the automobiles that we own on our website. Our customers will be able to select an automobile on our website according to their budget and preferences. Our customers will also be able to order vehicles which are not displayed on our website by specifying the make, model and year. When we do not have the vehicles that our client wants, we search for it in automobile auctions and through a network of other car dealers. If our clients want to choose automobiles individually throughout the auction or other options, we  consult them for 5-10% interest.

9 | Page

RESULTS OF OPERATION

As of October 31, 2017, we had deficit of $22,680. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2017 compared to the period from September 19, 2016 (Inception) to October 31, 2016

Revenue

During the three months ended October 31, 2017, the Company has generated  $6,300 in revenue and the cost of goods sold was $5,800. During the three months ended October 31, 2017, the Company’s gross profit was $500. For the period from September 19, 2016 (Inception) to October 31, 2016, the Company had not generated any revenue.

Operating Expenses

During the three month period ended October 31, 2017, we incurred total expenses and professional fees of $9,693 compared to $817 for the period from September 19, 2016 (Inception) to October 31, 2016. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended October 31, 2017 was $9,193 compared to $817 for the period from September 19, 2016 (Inception) to October 31, 2016

Nine Month Period Ended October 31, 2017

Revenue

During the nine months ended October 31, 2017, the Company has revenue generated $21,300 in revenue and the cost of goods sold was $19,400. During the nine months ended October 31, 2017, the Company’s gross profit was $1,900.

Operating Expenses

During the nine month period ended October 31, 2017, we incurred total expenses and professional fees of $23,747. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended October 31, 2017 was $21,847.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2017 our total assets were $12,172 compared to $3,169 in total assets at January 31, 2017. As at October 31, 2017, total assets comprised of $6,919 in current assets and $5,253 in net fixed assets and inventory. As at October 31, 2017, our current liabilities were $5,767 compared to $1,017 as of January 31, 2017.

Stockholders’ equity was $2,152 as of January 31, 2017 compared  to $6,405 as of October 31, 2017.

Cash Flows from Operating Activities

For the nine month period ended October 31, 2017, net cash flows used in operating activities was $25,800, consisting of net loss of $21,847, amortization expense of $267, inventory of $4,320 and accounts payable of $100.

Cash Flows from Investing Activities

We have used $1,200  in investing activities to purchase computer equipment  during the nine month period ended October 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended October 31, 2017 were $30,750, consisting of $4,650 from loans from shareholder, $26,100 received from proceeds from issuance of common stock .

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended October 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended October 31, 2017.

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

ANTILIA GROUP, CORP.
Dated: November 27, 2017	By: /s/ Ramon Perez Concepcion
Ramon Perez Concepcion, President and Chief Executive Officer and Chief Financial Officer

12 | Page