Form 10-K
period 2018-01-31
ANTILIA GROUP, CORP.
filed 2018-04-16
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended January 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-216184

ANTILIA GROUP, CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

98-1328653 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

________________________

Antilia Group, Corp.

Calle Duarte, No. 6

Sosua, Dominican Republic

Tel. 829-217-2262

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of April 16, 2018, the registrant had 4,290,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 16, 2018.

1 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Antilia Group, Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION

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

2 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of April 16, 2018, the 4,290,000 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

3 | Page

RESULTS OF OPERATIONS

As of January 31, 2018, our accumulated deficit was $36,713. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended January 31, 2018 compared to the period from September 19, 2016 (Inception) to January 31, 2017

Revenue

During the year ended January 31, 2018, the Company generated $1,900 in revenue compared to none for the period from September 19, 2016(Inception) to January 31, 2017. During the year ended January 31, 2018, the Company’s gross profit was $1,900.

Operating Expenses

During the year ended January 31, 2018, we incurred total expenses and professional fees of $37,780 compared to 833 for the period from September 19, 2016(Inception) to January 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended January 31, 2018 was $35,880 compared to net loss of $833 for the period from September 19, 2016(Inception) to January 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2018 our current assets were $986 compared to $3,169 in current assets at January 31, 2017.  The decrease in cash was due to increased expenses. As at January 31, 2018 our total assets were $6,139 compared to $3,169 in total assets at January 31, 2017.  As at January 31, 2018, our current liabilities were $13,767 compared to $1,017 as of January 31, 2017.

Stockholders’ equity was $2,152 as of January 31, 2017 compared to stockholders’ deficit of $7,628 as of January 31, 2018.

Cash Flows from Operating Activities

For the year ended January 31, 2018, net cash flows provided by operating activities was $39,733, consisting of net loss of $35,880, depreciation expenses of $367, increase in inventory of $4,320 and accounts payable of $100. For the year ended January 31, 2017, net cash flows provided by operating activities was $833, consisting entirely of net loss of $833.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended January 31, 2018 was $1,200 compared to none during ear ended January 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during year ended January 31, 2018 were $38,750, consisting of $12,650 in loan from shareholder and $26,100 form proceeds from sale of common stock. Cash flows provided by financing activities during year ended January 31, 2017 were $4,002, consisting of $1,017 in loan from shareholder and $2,985 form proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

4 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

5 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Antilia Group, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Antilia Group, Corp. as of January 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period ended January 31, 2018 and for the period from September 19, 2016 (inception) through January 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017 and the results of its operations and its cash flows for the period ended January 31, 2018 and for the period from September 19, 2016 (inception) through January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

April 13, 2018

6 | Page

PART I. FINANCIAL INFORMATION

ANTILIA GROUP, CORP. BALANCE SHEETS (Audited)
	JANUARY 31, 2018	JANUARY 31, 2017
ASSETS
Current Assets
Cash	$ 986	$ 3,169
Total Current Assets	986	3,169
Non-current assets
Fixed assets: Inventory	4,320	-
Other Assets, net of depreciation	833
Total Non-current Assets	5,153
Total Assets	$ 6,139	$ 3,169

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,667	$ 1,017
Accounts payable	100	-
Total current liabilities	13,767	1,017
Total Liabilities	13,767	1,017

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,290,000 shares issued and outstanding (2,985,000 shares issued and outstanding as at January 31, 2017)	4,290	2,985
Additional paid-in-capital	24,795	-
Deficit	(36,713)	(833)
Total Stockholders’ Equity (Deficit)	(7,628)	2,152

Total Liabilities and Stockholders’ Equity	$ 6,139	$ 3,169

The accompanying notes are an integral part of these financial statements.

7 | Page

ANTILIA GROUP, CORP. STATEMENT OF OPERATIONS (AUDITED)
	Year ended January 31, 2018	For the period from Inception (September 19, 2016) to January 31, 2017

Revenue	$ 1,900	$ -

Gross profit	1,900	-

Operating expenses
General and administrative expenses	37,780	833
Total operating expenses	37,780	833

Net income (loss)	(35,880)	(833)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,769,328	110,555

The accompanying notes are an integral part of these financial statements.

8 | Page

ANTILIA GROUP, CORP. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 2016) to JANUARY 31, 2018 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated	Total
Balances at September 19, 2016, Inception	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on January 27, 2017	2,985,000	2,985	-	-	2,985
Net loss for the year	-	-	-	(833)	(833)
Balances as of January 31, 2017	2,985,000	2,985	-	$ (833)	2,152
Common Shares issued for cash at $0.02 per share	1,305,000	1,305	24,795	-	26,100
Net loss for the year	-	-	-	(35,880)	(35,880)
Balances as of January 31, 2018	4,290,000	4,290	$ 24,795	$ (36,713)	$ (7,628)

The accompanying notes are an integral part of these financial statements.

9 | Page

ANTILIA GROUP, CORP. STATEMENT OF CASH FLOWS (AUDITED)
	Year ended January 31, 2018	For the period from Inception (September 19, 2016) to January 31, 2017
Operating Activities
Net loss	$ (35,880)	$ (833)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expenses	367	-
Decrease (Increase) in Operating Assets:
Inventory	(4,320)	-
Increase (Decrease) in Operating Liabilities:
Accounts Payable	100	-
Net cash used in operating activities	(39,733)	(833)

Investing Activities
Computer	$ (1,200)	$ -
Net cash used in investing activities	(1,200)	-

Financing Activities
Proceeds from sale of common stock	26,100	$ 2,985
Proceeds from loan from shareholder	12,650	1,017
Net cash provided by financing activities	38,750	4,002

Net decrease in cash and equivalents	(2,183)	3,169
Cash and equivalents at beginning of the period	3,169	-
Cash and equivalents at end of the period	$ 986	$ 3,169
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

10 | Page

ANTILIA GROUP, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2018

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $36,713 as of January 31, 2018, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2018 and for the related periods presented.

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

11 | Page

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2018, the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at January 31, 2018.

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

Stock-Based Compensation

As of January 31, 2018, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

12 | Page

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 27, 2017, the Company issued 2,985,000 shares of its common stock at $0.001 per share for total proceeds of $2,985. For the year ended January 31, 2018, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of January 31, 2018, the Company had 4,290,000 shares issued and outstanding.

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

Since September 19, 2016 (Inception) through January 31, 2018, the Company’s sole officer and director loaned the Company $13,667 to pay for incorporation costs and operating expenses.  As of January 31, 2018, the amount outstanding was $13,667. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INVENTORY

As of January 31, 2018, the Company’s inventory consists of one car that we purchased on July 21, 2017 for $4,320.

NOTE 6 – INCOME TAX

As of January 31, 2018, the Company had net operating loss carry forwards of $36,713 that may be available to reduce future years’ taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2018 to April 13, 2018 the date the financial statements were available to be issued and has determined that there are no items to disclose.

13 | Page

NOTE 8 – RESTATEMENT

The October 31, 2017, July 31, 2017 and April 30, 2017 financial statements are being restated to revise the accounting for inventory, deferred revenue,  revenues and cost of goods sold.

The following table summarizes changes made to the July 31, 2017 Balance Sheet.

	JULY 31, 2017
	As reported	Adjustment	As restated
Current Liabilities
Loan from related parties	$ 5,017	$ -	$ 5,017
Deferred revenue	6,300	(6,300)	-
Customer deposit	-	6,300	6,300
Accounts payable	880	-	880
Total current liabilities	12,197	-	12,197
Total Liabilities	12,197	-	12,197

The following table summarizes changes made to the October 31, 2017, July 31, 2017 and April 30, 2017   Statements of Operations.

For the Nine Months ended October 31, 2017:

	As reported	Adjustment	As restated

Revenue	$ 21,300	$ (19,400)	$1,900

Cost of goods sold	19,400	(19,400)	-
Gross profit	1,900	-	1,900

For the Six months ended July 31, 2017:

	As reported	Adjustment	As restated

Revenue	$ 15,000	$ (13,600)	$1,400

Cost of goods sold	13,600	(13,600)	-
Gross profit	1,400	-	1,400

Three months ended April 30, 2017:

	As reported	Adjustment	As restated

Revenue	$ 15,000	$ (13,600)	$1,400

Cost of goods sold	13,600	(13,600)	-
Gross profit	1,400	-	1,400

14 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Ramon Perez Concepcion Calle Duarte, No. 6 , Sosua, Dominican Republic	38	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Ramon Perez Concepcion has acted as our President, Treasurer, Secretary and sole Director since our incorporation on September 19, 2016. Mr. Perez owns 69.58% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Perez was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Perez graduated from Julio Arsena College (Sosua, Puerto Plata) in June 2012 with marketing specialty. For the last 10 years Mr. Perez, has been managing his own car rental business in the Dominican Republic.

15 | Page

During the past ten years, Mr. Perez has not been the subject to any of the following events:

  1. Any bankruptcy petition filed by or against any business of which Mr. Perez was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

  2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

   3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Perez’s involvement in any type of business, securities or banking activities.

   4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on September 19, 2016 until January 31, 2017 and for the year ended January 31, 2018:

Summary Compensation Table

16 | Page

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Ramon Perez Concepcion, President, Secretary and Treasurer	September 19, 2016 to January 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	February 1, 2017 to January 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of January 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Ramon Perez Concepcion Calle Duarte, No. 6 Sosua, Dominican Republic	2,985,000 shares of common stock (direct)	69.58%

The percent of class is based on 4,290,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 27, 2017, we issued a total of 2,985,000 shares of restricted common stock to Ramon Perez Concepcion, our sole officer and director in consideration of $2,985. Further, Mr. Perez has advanced funds to us. As of January 31, 2017, Mr. Perez has advanced to us $13,667. There is no due date for the repayment of the funds advanced by Mr. Perez. Mr. Perez will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation. The obligation to Mr. Perez does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Perez or the repayment of the funds to Mr. Perez.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended January 31, 2018, we incurred approximately $7,400 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended January 31, 2017 and for the reviews of our financial statements for the quarters ended April 30, 2017, July 31, 2017 and October 31, 2017.

18 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

ANTILIA GROUP, CORP.
Dated: April 16, 2018	By: /s/ Ramon Perez Concepcion
Ramon Perez Concepcion, President and Chief Executive Officer and Chief Financial Officer

19 | Page