Form 10-Q
period 2018-04-30
ANTILIA GROUP, CORP.
filed 2018-08-10
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-216184

ANTILIA GROUP, CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-1328653
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Calle Duarte, No. 6, Sosua, Dominican Republic

(Address of Principal Executive Offices) (Zip Code)

829-217-2262

(Registrant’s Telephone Number, Including Area Code)

_________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2018, there were 4,290,000 shares of the registrant’s common stock outstanding.

ANTILIA GROUP, CORP.

PART I. FINANCIAL INFORMATION

ANTILIA GROUP, CORP.

Balance Sheets

(Unaudited)

	April 30, 2018	January 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$1,049	$986
Total Current Assets	1,049	986
Inventory	-	4,320
Property and equipment, net of accumulated depreciation	733	833
TOTAL ASSETS	$1,782	$6,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$100
Loans from related parties	14,867	13,667
TOTAL LIABILITIES	14,867	13,767

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 and 4,290,000 shares issued and outstanding, respectively	4,290	4,290
Additional paid-in capital	24,795	24,795
Accumulated deficit	(42,170)	(36,713)
Total stockholders' deficit	(13,085)	(7,628)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,782	$6,139

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	April30,	April 30,
	2018	2017

REVENUES	$4,820	$15,000
COST OF GOODS SOLD	4,320	13,600
GROSS PROFIT	500	1,400

OPERATING EXPENSES
General and administrative	$5,957	$4,980
Total Operating Expenses	5,957	4,980

LOSS FROM OPERATIONS	(5,457)	(3,580)

Provision for Income Taxes	-	-

NET LOSS	$(5,457)	$(3,580)

Loss per Common Share - Basic and Diluted	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	2,985,000

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	April 30,	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,457)	$(3,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100
Changes in operating assets and liabilities:
Inventory	4,320
Accounts payable and accrued liabilities	(100)
Net cash used in operating activities	(1,137)	(3,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	1,200	4,000
Net cash provided by financing activities	1,200	4,000

Net increase (decrease) in cash and cash equivalents	63	(780)
Cash and cash equivalents - beginning of period	986	3,169
Cash and cash equivalents - end of period	$1,049	$2,389

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Notes to the Financial Statements

April 30, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

ANTILIA GROUP, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 19, 2016. We are a development stage company that plans to engage in the business of selling used automobiles in the USA and Dominican Republic. The Company’s physical address is Calle Duarte, No. 6 Sosua, Dominican Republic.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $42,170 as of April 30, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

Cash and Cash Equivalents

All of the cash is maintained with the Bank of America, one of the major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with the original maturities of three months or less at the date of acquisition to be cash equivalents.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method.

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	April 30, 2018	January 31, 2018
Computer Software	$1,200	$1,200
Less: accumulated amortization	(467)	(367)
Net property and equipment	$733	$833

During the three months ended April 30, 2018 and April 30, 2017, the depreciation cost was $100 and $0, respectively.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Revenue Recognition

The Company recognizes revenue from the sale of equipment in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

During the three months ended April 30, 2018, the Company sold an automobile on consignment basis with a book value of $4,320 for $4,820.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – ADVANCE FROM DIRECTOR

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

Since September 19, 2016 (Inception) through April 30, 2018, the Company’s sole officer and director loaned the Company $14,867 to pay for incorporation costs and operating expenses. As of April 30, 2018, the amount outstanding was $14,867. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

Year Ended January 31, 2018

For the year ended January 31, 2018, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of April 30, 2018 and January 31, 2018, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure, other than stated below.

On May 31, 2018, as a result of a private transaction, the control block of voting stock of this company, represented by 2,985,000 shares of common stock, has been transferred from Ramon Perez Conception to Greenwich Holdings Limited, and a change of control of Antilia Group, Corp. (the “Company”) has occurred.

Effective July 12, 2018, Antilia Group, Corp. (the “Company”) dismissed Michael Gillespie & Associates, PLLC (the “Former Accountant”) as the Company’s principal accountant. The Former Accountant’s report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The Company does not have an audit or similar committee of the Company’s board of directors (the “Board”). The decision to dismiss the Former Accountant was approved by the Company’s Board. Effective July 12, 2018, the Company engaged BF Borgers CPA PC as the Company’s principal accountant.

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

RESULTS OF OPERATION

As of April 30, 2018, we had deficit of $42,170. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended April 30, 2018 compared to three months ended April 30, 2017

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2018	2017	Changes

Revenues	$4,820	$15,000	$(10,180)
Cost of Goods Sold	$4,320	$13,600	$(9,280)
Operating Expenses	$5,957	$4,980	$977
Net Loss	$5,457	$3,580	$1,877

Revenue

During the three months ended April 30, 2018, the Company has generated $4,820 in revenue and the cost of goods sold was $4,320 from the consignment sales of used automobile. During the three months ended April 30, 2017, the Company generated $15,000 in revenue and the cost of goods sold was $13,600.

Operating Expenses

During the three month ended April 30, 2018, we incurred operating expenses of $5,957 compared to $4,980 for the three months ended April 30, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month ended April 30, 2018 was $5,457 compared to $3,580 for the three months ended April 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	April 30,	January 31,
	2018	2018	Changes

Cash and cash equivalents	$1,049	$986	$63
Current Assets	$1,049	$986	$63
Current Liabilities	$14,867	$13,767	$1,100
Working Capital Deficiency	$(13,818)	$(12,781)	$(1,037)

As at April 30, 2018, our total assets were $1,782 compared to $6,139 in total assets at January 31, 2018. As at April 30, 2018, total assets comprised of $1,049 in current assets and $733 in net fixed assets. As at April 30, 2018, our current liabilities were $14,867 from related party loans compared to $13,767 as of January 31, 2018.

Stockholders’ deficit was $13,085 as of April 30, 2018 compared to $7,628 as of January 31, 2018.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2018	2017	Changes

Net cash used in operating activities	$(1,137)	$(3,580)	$2,443
Net cash used in investing activities	-	(1,200)	1,200
Net cash provided by financing activities	$1,200	$4,000	$(2,800)
Net increase (decrease) in cash and cash equivalents	$63	$(780)	$843

Cash Flows from Operating Activities

For the three months ended April 30, 2018, net cash flows used in operating activities was $1,137, consisting of net loss of $5,457, amortization expense of $100, inventory of $4,320 and accounts payable of $100.

For the three months ended April 30, 2017, net cash flows used in operating activities was $3,580 form net loss.

Cash Flows from Investing Activities

For the three months ended April 30, 2018, we had not use any funds in investing activities.

During the three months ended April 30, 2017, we have used $1,200 in investing activities to purchase computer equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended April 30, 2018 was $1,200 from director’s advancement.

Cash flows provided by financing activities during the three months ended April 30, 2017 was $4,000from director’s advancement.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, management is not aware of any legal proceedings that are pending, threatened or contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended April 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTILIA GROUP, CORP.

Dated: August 10, 2018	By:	/s/ Robert Qin Peng
	Name:	Robert Qin Peng
	Title:	President, Treasurer, Secretary and Director

