Form 10-Q
period 2018-07-31
ANTILIA GROUP, CORP.
filed 2018-09-19
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-216184

ANTILIA GROUP, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1328653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle Duarte, No. 6, Sosua, Dominican Republic
(Address of principal executive offices)	(Zip Code)

829-217-2262

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES    ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,290,000 common shares issued and outstanding as of September 12, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTILIA GROUP, CORP.

Balance Sheets

(Unaudited)

	July 31, 2018	January 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$986
Total Current Assets	-	986
Inventory	-	4,320
Property and equipment, net of accumulated depreciation	633	833
TOTAL ASSETS	$633	$6,139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,532	$100
Loans from related parties	14,867	13,667
TOTAL LIABILITIES	17,399	13,767

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 and 4,290,000 shares issued and outstanding, respectively	4,290	4,290
Additional paid-in capital	24,795	24,795
Accumulated deficit	(45,851)	(36,713)
Total stockholders' deficit	(16,766)	(7,628)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$633	$6,139

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$4,820	$15,000
COST OF GOODS SOLD	-	-	4,320	13,600
GROSS PROFIT	-	-	500	1,400

OPERATING EXPENSES
General and administrative	$3,681	$9,074	$9,638	$14,054
Total Operating Expenses	3,681	9,074	9,638	14,054

LOSS FROM OPERATIONS	(3,681)	(9,074)	(9,138)	(12,654)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(3,681)	$(9,074)	$(9,138)	$(12,654)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	3,486,739	4,290,000	3,240,027

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	July 31,	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,138)	$(12,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	167
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,500)
Inventory	4,320	(4,320)
Accounts payable and accrued liabilities	2,432	880
Deferred revenue	-	6,300
Net cash used in operating activities	(2,186)	(11,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,100
Advances from director	1,200	4,000
Net cash provided by financing activities	1,200	30,100

Net increase (decrease) in cash and cash equivalents	(986)	17,773
Cash and cash equivalents - beginning of period	986	3,169
Cash and cash equivalents - end of period	$-	$20,942

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Notes to the Financial Statements

July 31, 2018

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $45,851 as of July 31, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

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

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	July 31, 2018	January 31, 2018
Computer Software	$1,200	$1,200
Less: accumulated amortization	(567)	(367)
Net property and equipment	$633	$833

During the six months ended July 31, 2018 and April 30, 2017, the depreciation cost was $200 and $0, respectively.

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

During the six months ended July 31, 2018, the Company sold an automobile on consignment basis with a book value of $4,320 for $4,820.

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

Since September 19, 2016 (Inception) through April 30, 2018, the Company’s sole officer and director loaned the Company $14,867 to pay for incorporation costs and operating expenses. As of July 31, 2018, the amount outstanding was $14,867. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

Year Ended January 31, 2018

For the year ended January 31, 2018, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of July 31, 2018 and January 31, 2018, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, other than stated below.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Antilia Group, Corp., a Nevada corporation, unless otherwise indicated.

Corporate Overview

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

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

Three months ended July 31, 2018 compared to three months ended July 31, 2017

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2018	2017	Changes

Revenues	$-	$-	$-
Cost of Goods Sold	$-	$-	$-
Operating Expenses	$3,681	$9,074	$(5,393)
Net Loss	$3,681	$9,074	$(5,393)

Revenue

During the three months ended July 31, 2018 and July 31 2017, the Company had not generated any revenue.

Operating Expenses

During the three month ended July 31, 2018, we incurred operating expenses of $3,681 compared to $9,074 for the three months ended July 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month ended July 31, 2018 was $3,681 compared to $9,074 for the three months ended July 31, 2017.

Six months ended July 31, 2018 compared to six months ended July 31, 2017

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2018	2017	Changes

Revenues	$4,820	$15,000	$(10,180)
Cost of Goods Sold	$4,320	$13,600	$(9,280)
Operating Expenses	$9,638	$14,054	$(4,416)
Net Loss	$9,138	$12,654	$(3,516)

Revenue

During the six months ended July 31, 2018, the Company has generated $4,820 in revenue and the cost of goods sold was $4,320 from the consignment sales of used automobile. During the six months ended July 31, 2017, the Company generated $15,000 in revenue and the cost of goods sold was $13,600.

Operating Expenses

During the six month ended July 31, 2018, we incurred operating expenses of $9,638 compared to $14,054 for the six months ended July 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month ended July 31, 2018 was $9,138 compared to $12,654 for the six months ended July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	July 31,	January 31,
	2018	2018	Changes

Cash and cash equivalents	$-	$986	$(986)
Current Assets	$-	$986	$(986)
Current Liabilities	$17,399	$13,767	$3,632
Working Capital Deficiency	$(17,399)	$(12,781)	$(4,618)

As at July 31, 2018, our total assets were $633 compared to $6,139 in total assets at January 31, 2018. As at July 31, 2018, total assets comprised of $633 in net fixed assets. As at July 31, 2018, our current liabilities comprised of accounts payable and accrued liabilities of $2,532 and related party loans of $14,867 compared to accounts payable and accrued liabilities of $100 and related party loans of $13,667 as of January 31, 2018.

Stockholders’ deficit was $16,766 as of July 31, 2018 compared to $7,628 as of January 31, 2018.

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2018	2017	Changes

Net cash used in operating activities	$(2,186)	$(11,127)	$8,941
Net cash used in investing activities	-	(1,200)	1,200
Net cash provided by financing activities	$1,200	$30,100	$(28,900)
Net increase (decrease) in cash and cash equivalents	$(986)	$17,773	$(18,759)

Cash Flows from Operating Activities

For the six months ended July 31, 2018, net cash flows used in operating activities was $2,186 , consisting of net loss of $9,138, amortization expense of $200, inventory of $4,320 and accounts payable of $2,432.

For the six months ended July 31, 2017, net cash flows used in operating activities was $11,127 , consisting of net loss of $12,654, amortization expense of $167, prepaid expenses of $1,500, inventory of $4,320, accounts payable of $880 and deferred revenue of $6,300.

Cash Flows from Investing Activities

For the six months ended July 31, 2018, we had not use any funds in investing activities.

During the six months ended July 31, 2017, we have used $1,200 in investing activities to purchase computer equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended July 31, 2018 was $1,200 from director’s advancement.

Cash flows provided by financing activities during the six months ended July 31, 2017 was $30,100, consisting of Proceeds from issuance of common stock of $26,100 and advancement from the director of $4,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTILIA GROUP, CORP.
(Registrant)

Dated: September 19, 2018	/s/ Robert Qin Peng
Robert Qin Peng
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

