Form 10-Q
period 2018-10-31
ANTILIA GROUP, CORP.
filed 2018-12-03
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

4,290,000 common shares issued and outstanding as of November 27, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTILIA GROUP, CORP.

Balance Sheets

(Unaudited)

	October 31, 2018	January 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$986
Total Current Assets	-	986
Inventory	-	4,320
Property and equipment, net of accumulated depreciation	533	833
TOTAL ASSETS	$533	$6,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,528	$100
Loans from related parties	20,857	13,667
TOTAL LIABILITIES	23,385	13,767

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 shares issued and outstanding	4,290	4,290
Additional paid-in capital	24,795	24,795
Accumulated deficit	(51,937)	(36,713)
Total stockholders’ deficit	(22,852)	(7,628)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$533	$6,139

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October31,	October 31,	October31,	October 31,
	2018	2017	2018	2017

REVENUES	$-	$6,300	$4,820	$21,300
COST OF GOODS SOLD	-	5,800	4,320	19,400
GROSS PROFIT	-	500	500	1,900

OPERATING EXPENSES
General and administrative	$6,086	$9,693	$15,724	$23,747
Total Operating Expenses	6,086	9,693	15,724	23,747

LOSS FROM OPERATIONS	(6,086)	(9,193)	(15,224)	(21,847)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(6,086)	$(9,193)	$(15,224)	$(21,847)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	4,290,000	4,290,000	3,593,864

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	October 31,	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,224)	$(21,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	267
Changes in operating assets and liabilities:
Inventory	4,320	(4,320)
Accounts payable and accrued liabilities	2,428	100
Net cash used in operating activities	(8,176)	(25,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,100
Advances from director	7,190	4,650
Net cash provided by financing activities	7,190	30,750

Net increase (decrease) in cash and cash equivalents	(986)	3,750
Cash and cash equivalents - beginning of period	986	3,169
Cash and cash equivalents - end of period	$-	$6,919

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Notes to the Financial Statements

October 31, 2018

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit of $51,937 as of October 31, 2018, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

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

During the nine months ended October 31, 2018, the Company sold an automobile on consignment basis with a book value of $4,320 for $4,820.

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	October 31, 2018	January 31, 2018
Computer Software	$1,200	$1,200
Less: accumulated amortization	(667)	(367)
Net property and equipment	$533	$833

During the nine months ended October 31, 2018 and October 31, 2017, the depreciation cost was $300 and $267, respectively.

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

During the nine months ended October 31, 2018, the Company sold an automobile on consignment basis with a book value of $4,320 for $4,820.

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

Since September 19, 2016 (Inception) through October 31, 2018, the Company’s sole officer and director loaned the Company $20,857 to pay for incorporation costs and operating expenses. As of October 31, 2018, the amount outstanding was $20,857. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

Year Ended January 31, 2018

For the year ended January 31, 2018, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of October 31, 2018 and January 31, 2018, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, other than stated below.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

Three months ended October 31, 2018 compared to three months ended October 31, 2017

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2018	2017	Changes

Revenues	$-	$6,300	$(6,300)
Cost of Goods Sold	$-	$5,800	$(5,800)
Operating Expenses	$6,086	$9,693	$(3,607)
Net Loss	$6,086	$9,193	$(3,107)

Revenue

During the three months ended October 31, 2018 and October 31 2017, the Company had not generated any revenue.

Operating Expenses

During the three month ended October 31, 2018, we incurred operating expenses of $6,086 compared to $9,693 for the three months ended October 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month ended October 31, 2018 was $6,086 compared to $9,693 for the three months ended October 31, 2017.

Nine months ended October 31, 2018 compared to nine months ended October 31, 2017

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2018	2017	Changes

Revenues	$4,820	$21,300	$(16,480)
Cost of Goods Sold	$4,320	$19,400	$(15,080)
Operating Expenses	$15,724	$23,747	$(8,023)
Net Loss	$15,224	$21,847	$(6,623)

Revenue

During the nine months ended October 31, 2018, the Company has generated $4,820 in revenue and the cost of goods sold was $4,320 from the consignment sales of used automobile. During the nine months ended October 31, 2017, the Company generated $21,300 in revenue and the cost of goods sold was $19,400.

Operating Expenses

During the nine month ended October 31, 2018, we incurred operating expenses of $15,724 compared to $23,747 for the nine months ended October 31, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month ended October 31, 2018 was $15,224 compared to $21,847 for the nine months ended October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	October 31,	January 31,
	2018	2018	Changes

Cash and cash equivalents	$-	$986	$(986)
Current Assets	$-	$986	$(986)
Current Liabilities	$23,385	$13,767	$9,618
Working Capital Deficiency	$(23,385)	$(12,781)	$(10,604)

As at October 31, 2018, our total assets were $533 compared to $6,139 in total assets at January 31, 2018. As at October 31, 2018, total assets comprised of $533 in net fixed assets. As at October 31, 2018, our current liabilities comprised of accounts payable and accrued liabilities of $2,528 and related party loans of $20,857 compared to accounts payable and accrued liabilities of $100 and related party loans of $13,667 as of January 31, 2018.

Stockholders’ deficit was $22,852 as of October 31, 2018 compared to $7,628 as of January 31, 2018.

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2018	2017	Changes

Net cash used in operating activities	$(8,176)	$(25,800)	$17,624
Net cash used in investing activities	-	(1,200)	1,200
Net cash provided by financing activities	$7,190	$30,750	$(23,560)
Net increase (decrease) in cash and cash equivalents	$(986)	$3,750	$(4,736)

Cash Flows from Operating Activities

For the nine months ended October 31, 2018, net cash flows used in operating activities was $8,176 , consisting of net loss of $15,224 amortization expense of $300, inventory of $4,320 and accounts payable of $2,428.

For the nine months ended October 31, 2017, net cash flows used in operating activities was $25,800 , consisting of net loss of $21,847, amortization expense of $267, inventory of $4,320 and accounts payable of $100.

Cash Flows from Investing Activities

For the nine months ended October 31, 2018, we had not use any funds in investing activities.

During the nine months ended October 31, 2017, we have used $1,200 in investing activities to purchase computer equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended October 31, 2018 was $7,190 from director’s advancement.

Cash flows provided by financing activities during the nine months ended October 31, 2017 was $30,750, consisting of proceeds from issuance of common stock of $26,100 and advancement from the director of $4,650.

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

Going Concern

The independent auditors’ report accompanying our January 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANTILIA GROUP, CORP.
(Registrant)

Dated: December 3, 2018	/s/ Robert Qin Peng
Robert Qin Peng
President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

