Form 10-K
period 2019-01-31
ANTILIA GROUP, CORP.
filed 2019-05-24
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-216184

ANTILIA GROUP, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1328653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Duarte, No 6, Sousa, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 829-217-2262

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2018, was $6,525,000 based on a $5.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,290,000 shares of common stock as of May 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Antilia Group, Corp., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on September 19, 2016. Our principal executive office is located at Calle Duarte, No. 6, Sosua, Dominican Republic, our telephone number is 829-217-2262.

Our shares of common stock are quoted on the Over-the-Counter-Bulletin-Board (“OTCBB”) under the symbol “AGGG”.

On May 31, 2018, in connection with a private transaction, the control block of voting stock of our company, represented by 2,985,000 shares of common stock, was transferred from Ramon Perez Conception to Greenwich Holdings Limited, resulting in a change of control of our company and the resignation of Ramon Perez Conception as President, Secretary, Treasurer and director and the appointment of Robert Qin Peng as President, Secretary, Treasurer and director of our company.

From inception until the Acquisition, we were in the business of selling used automobiles that we purchased in the United States to customers in the USA and Dominican Republic. We purchased our automobiles primarily at used car stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in the USA and Dominican Republic.

Our address is Calle Duarte, No 6, Dominican Republic. We do not have a corporate website.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We do not have any subsidiaries.

Our Current Business

On November 1, 2018, our company discontinued the business of selling used automobiles in the United States and Dominican Republic. Upon the change of control of our company, management began to seek a new business direction for our company. With the contribution by Robert Qin Peng of the eVeek assets, we now have a portfolio of iOS and Android applications (apps) and games (collectively the “Apps”). We will adopt different monetization strategies with each of our apps and games – some monetize using only ads, some have both ads and in-app purchases and some are paid apps. Consumers download our Apps through the Apple App Store or the Google Play Store.

Android Apps and Games

Our Android portfolio includes 6 games and 2 apps.

iOS Apps and Games

Our iPhone iOS portfolio includes 5 games and 1 app.

Our iPad iOS portfolio includes 5 games and 1 app.

We currently generate revenue from sales of our paid Apps and minimal revenue from advertisements published on certain Apps. A primary focus for us during the next 12 months is on developing new Apps and modifying existing Apps that we believe can generate increased revenue.

Our employee devotes only 10 hours per week to our affairs and provides services to others in the business of developing, marketing and selling mobile applications. There can be no assurance that concepts for mobile applications developed by our employee will be presented to our company for consideration. With respect to any new applications developed by our employee, our company’s position is that nay such applications developed while they are using the resources of our company, will be owned by our company. At this time, we do not believe that the applications our employee will develop for our company will fall within the types of applications they may develop for other companies. However, no assurance can be given that a conflict will not arise over ownership of the applications developed by our employee, or that they will not become associated with another company that develops applications similar to those of our company. In either event, our company may not have rights to the applications developed by our employee that our company believes we are entitled to own. In the event of a conflict over ownership of applications developed by our employee, our company intends to enter into discussion to resolve the conflict amicably prior to any legal rights or remedies that may be available to our company.

Competition

Management believes that the Apps have the following strengths and weaknesses, relative to the competition in the market:

Strengths and Opportunities

Unique and novel apps and reliable source codes. The market currently includes many apps which are copycat apps; our Apps however are original and novel in their category.

We believe that we can increase our revenue from the development of new apps and improving certain apps that already exist within our portfolio.

Weaknesses

Lack of marketing: Our most significant weakness is that we have never had sufficient capital to undertake any amount of marketing. If we are unable to generate proceeds from the sale of the shares offered under this offering, we will not have funds to be used in marketing to grow our business.

Android and iOS updates. So far the Apps have been updated to the latest available versions in their respective Android and iOS platforms, but future updates could break some functionalities. With each update, some of our Apps’ functionalities become unusable and we must then update our Apps to cure such broken functionalities. Typically, users of Android devices download new operating systems at slow pace and therefore it is anticipated that it will take at least 2 years for the effects to be realized.

Workability. We cannot guarantee that we can make all of our Apps will work with all versions of Android or Apple devices. Therefore, we must predict how our customer base will adopt new Android and iOS operating system versions and modify our Apps to work with the highest percentage of our customers’ devices.

Target Market

We are focused on operating through the Apple App Store and the Google Play Store.

Sales & Marketing

Pricing Strategy

We primarily offer free Apps. We have currently have one paid App which is priced at $2.99. This price is seen as optimal for the current type of App. However, changes in the market happen quickly and this pricing could become obsolete or a detriment to our growth.

Marketing Strategy

Of the majority of the Apps we will develop, we intend to offer a free basic version to advertise for a paid premium version of the same App. We believe that free Apps will create the most opportunities for downloads of our Apps.

We will study analytics related to number of downloads of our Apps, daily rankings of our Apps in the Apple App Store and Amazon App Store, how often users use the Apps after purchasing, and sales of Apps. We will use the analytics to make changes to our Apps in an effort to increase sales of the Apps.

We also intend to utilize Facebook, Twitter, and YouTube in an effort to build a customer base for our Apps.

Intellectual Property and Other Contracts

We do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts.

Employees

We currently have one part-time employee. Our employee is only part time and is required to only devote ten (10) hours per week to our affairs, it may have a negative impact on our business and planned operations. Further, we cannot any employee from terminating their employment with us at any time

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office is located at Calle Duarte, No. 6, Sosua, Dominican Republic, our telephone number is 829-217-2262.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the OTC Markets under the symbol “AGGG”.

Our shares are issued in registered form. Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 2143, Salt Lake City, UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099 is the registrar and transfer agent for our common shares.

On May 23, 2019, the shareholders’ list showed 9 registered shareholders with 4,290,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended January 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended January 31, 2019 and 2018, which are included herein.

Our operating results for the year ended January 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2019	2018	Changes

Revenues	$576	$-	$576
Operating Expenses	$31,341	$37,780	$(6,439)
Net Loss from Continued Operations	$(30,765)	$(37,780)	$7,015
Net Income from Discontinued Operations	$500	$1,900	$(1,400)
Net Loss	$(30,265)	$(35,880)	$5,615

Revenue

During the year ended January 31, 2019 and January 31, 2018, the Company recognized sales revenue from mobile applications of $576 and $NIL, respectively.

Operating Expenses

During the year ended January 31, 2019 and January 31, 2018, we incurred operating expenses of $31,341 compared to $37,780 for the year ended January 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss from continued operations for the year ended January 31, 2019 and January 31, 2018 was 30,765 and $37,780, respectively. Our net income from discontinued operations for the year ended January 31, 2019 and January 31, 2018 was 500 and $1,900, respectively.

Our net loss for the year ended January 31, 2019 was $30,265 compared to $35,880 for the year ended January 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	January 31,	January 31,
	2019	2018	Changes

Cash and cash equivalents	$-	$986	$(986)
Current Assets	$57,220	$986	$56,234
Current Liabilities	$40,575	$13,767	$26,808
Working Capital Deficiency	$16,646	$(12,781)	$29,427

As at January 31, 2019, our total assets were $57,653 compared to $6,139 in total assets at January 31, 2018. As at January 31, 2019, total assets comprised of $1,056 in accounts receivable,$56,164 in receivable due from related party and $433 in net fixed assets. As at January 31, 2019, our current liabilities comprised of accounts payable and accrued liabilities of $9,037 and related party loans of $31,538 compared to accounts payable and accrued liabilities of $100 and related party loans of $13,667 as of January 31, 2018.

Stockholders’ equity was $17,079 as of January 31, 2019 compared to stockholders’ deficit of $7,628 as of January 31, 2018.

	Year	Year
	Ended	Ended
	January 31,	January 31,
	2019	2018	Changes

Net cash used in operating activities	$(18,857)	$(39,733)	$20,876
Net cash used in investing activities	-	(1,200)	1,200
Net cash provided by financing activities	$17,871	$38,750	$(20,879)
Net decrease in cash and cash equivalents	$(986)	$(2,183)	$1,197

Cash Flows from Operating Activities

For the year ended January 31, 2019, net cash flows used in operating activities was $18,857, consisting of net loss from continued operations of $30,765, net income from discontinued operations of $500, amortization expense of $400, accounts receivable of $576, inventory of $4,320 and accounts payable of $7,264.

For the year ended January 31, 2018, net cash flows used in operating activities was $39,733 , consisting of net loss from continued operations of $37,780, net income from discontinued operations of $1,900, amortization expense of $367, inventory of $4,320 and accounts payable of $100.

Cash Flows from Investing Activities

For the year ended January 31, 2019, we had not use any funds in investing activities.

During the year ended January 31, 2018, we have used $1,200 in investing activities to purchase computer equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2019 was $17,871 from director’s advancement.

Cash flows provided by financing activities during year ended January 31, 2018 was $38,750, consisting of proceeds from issuance of common stock of $26,100 and advancement from the director of $12,650.

Liquidity and Capital Resources

Our cash balance at January 31, 2019 was $NIL, with $40,575 in outstanding current liabilities, consisting of $9,037 in accounts payable and accrued liabilities and $31,538 in loans from related parties. We estimate total expenditures over the next 12 months are expected to be approximately $◆.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ANTILIA GROUP, CORP.

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ANTILIA GROUP, CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ANTILIA GROUP, CORP. (the "Company") as of January 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

May 24, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Antilia Group, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Antilia Group, Corp. as of January 31, 2018 and the related statement of operations, changes in stockholder’s deficit, cash flow, and the related notes (collectively referred to as “financial statements”) for the period ended January 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and the results of its operations and its cash flows for the period then, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 13, 2018

ANTILIA GROUP, CORP.

Balance Sheets

	January 31, 2019	January 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$-	$986
Accounts receivable	1,056	-
Receivable - related party	56,164	-
Total Current Assets	57,220	986
Inventory	-	4,320
Property and equipment, net	433	833
TOTAL ASSETS	$57,653	$6,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$9,037	$100
Loans from related parties	31,538	13,667
TOTAL LIABILITIES	40,575	13,767

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 shares and 4,290,000 shares issued and outstanding, respectively	4,290	4,290
Additional paid-in capital	39,767	24,795
Stock payable	40,000	-
Accumulated deficit	(69,378)	(38,613)
Retained earnings from discontinued operations	2,400	1,900
Total stockholders’ equity (deficit)	17,079	(7,628)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$57,653	$6,139

The accompanying notes are an integral part of these audited financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

	For the Year Ended
	January 31,	January 31,
	2019	2018

REVENUES	$576	$-

OPERATING EXPENSES
General and administrative	$31,341	$37,780
Total Operating Expenses	31,341	37,780

LOSS FROM OPERATIONS	(30,765)	(37,780)

Provision for Income Taxes	-	-

NET LOSS FROM CONTINUED OPERATIONS	$(30,765)	$(37,780)

NET INCOME FROM DISCONTINUED OPERATIONS	500	1,900

NET LOSS	$(30,265)	$(35,880)

Loss from Continued Operations per share: Basic and Diluted	$(0.01)	$(0.01)
Loss from Discontinued Operations per share: Basic and Diluted	$0.00	$0.00
Net loss per share: Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	3,769,328

The accompanying notes are an integral part of these audited financial statements.

ANTILIA GROUP, CORP.

Statements of Stockholders’ Equity (Deficit)

						Retained
	Common Stock		Additional			Earnings from
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Discontinued Operations	Total

Balance - January 31, 2017	2,985,000	$2,985	$-	$-	$(833)	$-	$2,152
Common shares issued for cash	1,305,000	1,305	24,795	-	-	-	26,100
Net loss from continued operations	-	-	-	-	(37,780)	-	(37,780)
Net income from discontinued operations	-	-	-	-	-	1,900	1,900
Balance - January 31, 2018	4,290,000	$4,290	$24,795	$-	$(38,613)	$1,900	$(7,628)
Acquisition of net assets	-	-	14,972	40,000	-	-	54,972
Net loss from continued operations	-	-	-	-	(30,765)	-	(30,765)
Net income from discontinued operations	-	-	-	-	-	500	500
Balance - January 31, 2019	4,290,000	$4,290	$39,767	$40,000	$(69,378)	$2,400	$17,079

The accompanying notes are an integral part of these audited financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

	For the Year Ended
	January 31,	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(30,765)	$(37,780)
Net income from discontinued operations	500	1,900
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	367
Changes in operating assets and liabilities:
Accounts receivable	(576)	-
Inventory	4,320	(4,320)
Accounts payable and accrued liabilities	7,264	100
Net cash used in operating activities	(18,857)	(39,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,200)
Net cash used in investing activities	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,100
Advances from director	17,871	12,650
Net cash provided by financing activities	17,871	38,750

Net decrease in cash and cash equivalents	(986)	(2,183)
Cash and cash equivalents - beginning of period	986	3,169
Cash and cash equivalents - end of period	$0	$986

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Acquisition of net assets	$54,972	$-

The accompanying notes are an integral part of these audited financial statements.

ANTILIA GROUP, CORP.

Notes to the Audited Financial Statements

January 31, 2019

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

On November 1, 2018, the Company discontinued the business of selling used automobiles in the United States and Dominican Republic.

On December 3, 2018, the Company entered into a Capital Contribution Agreement (the “Agreement”) with its president and principal shareholder, Robert Qin Peng (“Peng”). Under the terms of the Agreement, Peng contributed certain assets of eVeek, LLC (“eVeek”), a developer of iOS and Android applications and games, to our company, in exchange for the issuance of an addition 8,000 shares of common stock of our company to Peng (the “Acquisition”). To determine the number of shares received by Peng in connection with such contribution, our company valued the contributed eVeek assets at $40,000 and divided this amount by a price per share equal to $5.00, which represents the most recent price per share for trades of the Company’s common stock on the Over-the-Counter Quotation system in which the Company’s common stock is quoted. In connection with the Agreement, our company assumed certain ongoing responsibilities of eVeek, including maintaining Apple and Google developer licenses.

The assets contributed to our company consist of a significant portion of the assets used in the operation of the eVeek business, with the exception of one application on eVeeks’ Google Play account and three applications on eVeeks’ iTunes account.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit from continued operations of $69,378 and retained earnings from discontinued operations of $2,400 as of January 31, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is January 31.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

Accounts receivable

Accounts receivable is received typically on the 21st or 22nd of the subsequent month. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the year ended January 31, 2019 and January 31, 2018, the Company recognized no bad debt or allowance.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method.

During the year ended January 31, 2019, the Company sold an automobile on consignment basis with a book value of $4,320 for $4,820, with the gross profit of $500 recorded under net income from discontinued operations with the Company discontinued the business of selling used automobiles on November 1, 2018.

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	January 31, 2019	January 31, 2018
Computer Software	$1,200	$1,200
Less: accumulated amortization	(767)	(367)
Net property and equipment	$433	$833

During the year ended January 31, 2019 and January 31, 2018, the depreciation cost was $400 and $367, respectively.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services in accordance with ASC 606,”Revenue Recognition”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Revenue related to multi-media downloads is recognized when the above criteria are met.

During the year ended January 31, 2019, the Company recognized sales revenue from mobile applications of $576.

Fair Value of Financial Instruments

ASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At January 31, 2019, there were no unrecognized tax benefits.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended January 31, 2019 and 2018.

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

Since September 19, 2016 (Inception) through January 31, 2019, the Company’s sole officer and director loaned the Company $31,538 to pay for incorporation costs and operating expenses. As of January 31, 2019, the amount outstanding was $31,538. The loan is non-interest bearing, due upon demand and unsecured.

On December 3, 2018, the Company acquired receivable from related party from the collection of accounts receivable on the multi-media downloads of $56,164. As of January 31, 2019 and January 31, 2018, the Company recorded receivable – related party of $56,164 and $0, respectively.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

Year Ended January 31, 2018

For the year ended January 31, 2018, the Company issued 1,305,000 shares of its common stock at $0.02 per share for total proceeds of $26,100.

As of January 31, 2019 and January 31, 2018, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – ACQUISITIONS OF NET ASSETS

On December 3, 2018, the Company authorized the issuance of 8,000 shares of its common stock at $40,000 to acquire the net assets from eVeek, LLC summarized as follows:

Net Assets Acquisition
Accounts receivable	$480
Receivable - related party	56,164
Accounts payable and accrued liabilities	(1,673)
$54,972

NOTE 7 – DISCONTINUED OPERATIONS

On November 1, 2018, the Company discontinued the business of selling used automobiles in the United States and Dominican Republic.

The net income and loss from the discontinued operations in the financial statements reflected the operation results from the mobile operations.

	Year Ended
	January 31,
	2019	2018
Revenues	$4,820	$1,900
Cost of Goods Sold	4,320	-
Gross Profit	500	1,900

Operating Expenses	-	-

Net Income from Discontinued Operations	$500	$1,900

NOTE 8 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended January 31, 2019. The Company’s financial statements for the year ended January 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of January 31, 2019 and January 31, 2018, are as follows:

	January 31,	January 31,
	2019	2018
Net operating loss carryforward	$(66,978)	$(36,713)
Effective tax rate	21%	21%
Deferred tax asset	(14,065)	(7,710)
Less: Valuation allowance	14,065	7,710
Net deferred asset	$-	$-

As of January 31, 2019, utilization of the NOL carry forwards, which will begin to expire between 2037 and 2039, of $66,978 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2017 through 2019 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, other than stated below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Effective July 12, 2018, we dismissed Michael Gillespie & Associates, PLLC (the “Former Accountant”) as our principal accountant. The Former Accountant’s report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. Our company does not have an audit or similar committee of our board of directors. The decision to dismiss the Former Accountant was approved by our board.

Effective July 12, 2018, we engaged BF Borgers CPA PC as our principal accountant.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President (our principal executive officer and our principal financial officer), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President (our principal executive officer and our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management, including our President (our principal executive officer and our principal financial officer), concluded that, as a result of the material weakness in our internal control over financial reporting as described below as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2019.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of the Company are being made in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of management, including our President (our principal executive officer and our principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of January 31, 2019 because it identified the following material weakness and significant deficiencies:

(1)

lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4)	ineffective controls over period end financial disclosure and reporting processes.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our President (our principal executive officer and our principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert Qin Peng	President, Secretary, Treasurer and Director	33	May 31, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Qin Peng – President, Secretary, Treasurer and Director

Robert Qin Peng was an Assistant Vice President of Portfolio Management Finance at Guangxi Jianghong Investment Co., Ltd., where he was responsible for financial and investor reporting as well as tax and accounting review of lower and upper tier projections. He has over 15 years of experience in accountancy, investment banking and finance, having served as accounting manager at Guangxi Finance Investment Group Beibuwan Insurance from 2010 to 2015 and an Accountant at Guangxi Taichang Automobile Insurance Sales from 2007 to 2010. He graduated from the Guangxi University of Finance and Economics with a Masters in Finance in 2010 and was awarded a Bachelor of Science in Accountancy at the Guangxi University of Economics in 2005.

Our company believes that Mr. Peng’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of January 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Robert Qin Peng(1) President, Secretary,	2019	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Treasurer and Director	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Ramon Perez Concepcion(2) Former President, Secretary,	2019	-	-	-	-	-	-	-	-
Treasurer and Director	2018	-	-	-	-	-	-	-	-

____________

(1)	Mr. Peng was appointed president, secretary, treasurer and director of our company on May 31, 2018.
(2)	Mr. Perez resigned as president, secretary, treasurer and as a director on May 31, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended January 31, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended January 31, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended January 31, 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 23, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Qin Peng Calle Duarte 6, Dominican Republic	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Greenwhich Holdings Limited Global Gateway 8, Rue La De Perle Providence , Mahe, Seychelles	2,985,000	69.58%
5% and Greater Shareholders as a Group	2,985,000	69.58%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 23, 2019. As of May 23, 2019 there were 4,290,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Robert Qin Peng.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2019 and for fiscal year ended January 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2019	January 31, 2018
Audit Fees	$15,250	$7,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,250	$7,400

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ANTILIA GROUP, CORP.
(Registrant)

Dated: May 24, 2019	/s/ Robert Qin Peng
Robert Qin Peng
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 24, 2019	/s/ Robert Qin Peng
Robert Qin Peng
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

