Form 10-Q
period 2019-04-30
ANTILIA GROUP, CORP.
filed 2019-07-02
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-216184

ANTILIA GROUP, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1328653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle Duarte, No 6, Sousa, Dominican Republic
(Address of principal executive offices)	(Zip Code)

829-217-2262

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

4,290,000 shares of common stock issued and outstanding as of July 1, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTILIA GROUP, CORP.

Balance Sheets

(Unaudited)

	April 30, 2019	January 31, 2019

ASSETS
Current Assets
Accounts receivable	$1,545	$1,056
Receivable - related party	56,164	56,164
Total Current Assets	57,709	57,220
Property and equipment, net	333	433
TOTAL ASSETS	$58,042	$57,653

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,422	$9,036
Loans from related parties	38,602	31,538
TOTAL LIABILITIES	41,024	40,574

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 shares issued and outstanding	4,290	4,290
Additional paid-in capital	39,767	39,767
Stock payable	40,000	40,000
Accumulated deficit	(69,439)	(69,378)
Retained earnings from discontinued operations	2,400	2,400
Total stockholders' equity	17,018	17,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,042	$57,653

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	April30,	April 30,
	2019	2018

REVENUES	$489	$-

OPERATING EXPENSES
General and administrative	$550	$5,957
Total Operating Expenses	550	5,957

LOSS FROM OPERATIONS	(61)	(5,957)

Provision for Income Taxes	-	-

NET LOSS FROM CONTINUED OPERATIONS	$(61)	$(5,957)

NET INCOME FROM DISCONTINUED OPERATIONS	-	500

NET LOSS	$(61)	$(5,457)

Loss from Continued Operations per share: Basic and Diluted	$(0.00)	$(0.00)
Income from Discontinued Operations per share: Basic and Diluted	$0.00	$0.00
Net loss per share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	4,290,000

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

						Retained
						Earnings
	Common Stock		Additional			from
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Discontinued Operations	Total

Balance - January 31, 2019	4,290,000	$4,290	$39,767	$40,000	$(69,378)	$2,400	$17,079
Net loss from continued operations	-	-	-	-	(61)	-	(61)
Balance - April 30, 2019	4,290,000	$4,290	$39,767	$40,000	$(69,439)	$2,400	$17,018

ANTILIA GROUP, CORP.
Statements of Stockholders' Equity (Deficit)

						Retained
						Earnings
	Common Stock		Additional			from
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Discontinued Operations	Total

Balance - January 31, 2018	4,290,000	$4,290	$24,795	$-	$(38,613)	$1,900	$(7,628)
Net loss from continued operations	-	-	-	-	(5,957)	-	(5,957)
Net income from discontinued operations	-	-	-	-	-	500	500
Balance - April 30, 2018	4,290,000	$4,290	$24,795	$-	$(44,570)	$2,400	$(13,085)

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	April 30,	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(61)	$(5,957)
Net income from discontinued operations	-	500
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100	100
Changes in operating assets and liabilities:
Accounts receivable	(489)	-
Inventory	-	4,320
Accounts payable and accrued liabilities	(6,614)	(100)
Net cash used in operating activities	(7,064)	(1,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	7,064	1,200
Net cash provided by financing activities	7,064	1,200

Net increase in cash and cash equivalents	-	63
Cash and cash equivalents - beginning of period	-	986
Cash and cash equivalents - end of period	$-	$1,049

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Notes to the Financial Statements

April 30, 2019

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit from continued operations of $69,439 and retained earnings from discontinued operations of $2,400 as of April 30, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 24, 2019.

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

Accounts receivable

Accounts receivable is received typically on the 21st or 22nd of the subsequent month. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the three months ended April 30, 2019 and April 30, 2018, the Company recognized no bad debt or allowance.

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

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	April 30, 2019	January 31, 2018
Computer Software	$1,200	$1,200
Less: accumulated amortization	(867)	(767)
Net property and equipment	$333	$433

During the three ended April 30, 2019 and April 30, 2018, the depreciation cost was $100 and $100, respectively.

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

During the three months ended April 30, 2019, the Company recognized sales revenue from mobile applications of $489.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2019, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended April 30, 2019 and April 30, 2018.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not currently entered into any leases for a term of longer than one year and therefore does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements. The Company will adopt this ASU beginning on September 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

Management has considered all other recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s unaudited interim financial statements.

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

During the three months ended April 30, 2019, the Company’s sole officer and director loaned the Company $7,064 to pay for incorporation costs and operating expenses. As of April 30, 2019 and January 31, 2019, the amount outstanding was $38,602 and $31,538, respectively. The loan is non-interest bearing, due upon demand and unsecured.

On December 3, 2018, the Company acquired receivable from related party from the collection of accounts receivable on the multi-media downloads of $56,164. As of April 30, 2019 and January 31, 2019, the Company recorded receivable – related party of $56,164 and $56,164, respectively.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of April 30, 2019 and January 31, 2019, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – ACQUISITIONS OF NET ASSETS

On December 3, 2018, the Company authorized the issuance of 8,000 shares of its common stock at $40,000 to acquire the net assets from eVeek, LLC summarized as follows:

Net Assets Acquisition
Accounts receivable	$480
Receivable - related party	56,164
Accounts payable and accrued liabilities	(1,672)
$54,972

NOTE 7 – DISCONTINUED OPERATIONS

On November 1, 2018, the Company discontinued the business of selling used automobiles in the United States and Dominican Republic.

The net income from the discontinued operations in the financial statements reflected the operation results from the selling of used automobile.

	Three Months Ended
	April 30,
	2019	2018
Revenues	$-	$4,820
Cost of Goods Sold	-	4,320
Gross Profit	-	500

Net Income from Discontinued Operations	$-	$500

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Antilia Group, Corp., unless otherwise indicated.

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

Results of Operations – Three Months Ended April 30, 2019 and April 30, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended April 30, 2019 and 2018, which are included herein.

Our operating results for the three months ended April 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2019	2018	Changes

Revenues	$489	$-	$489
Operating Expenses	$550	$5,957	$(5,407)
Net Loss from Continued Operations	$(61)	$(5,957)	$5,896
Net Income from Discontinued Operations	$-	$500	$(500)
Net Loss	$(61)	$(5,457)	$5,396

Revenue

During the three months ended April 30, 2019 and April 30, 2018, the Company recognized sales revenue from mobile applications of $489 and $NIL, respectively.

Operating Expenses

During the three months ended April 30, 2019, we incurred operating expenses of $550 compared to $5,957 for the three months ended April 30, 2018.

Net Loss

Our net loss from continued operations for the three months ended April 30, 2019 and April 30, 2018 was 61 and $5,957, respectively. Our net income from discontinued operations for the three months ended April 30, 2019 and April 30, 2018 was $NIL and $500, respectively.

Our net loss for the three months ended April 30, 2019 and April 30 2018 was $61 and $5,457, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	April 30,	January 31,
	2019	2019	Changes

Cash and cash equivalents	$-	$-	$-
Current Assets	$57,709	$57,220	$489
Current Liabilities	$41,024	$40,574	$450
Working Capital Deficiency	$16,685	$16,646	$39

As at April 30, 2019, our total assets were $58,042 compared to $57,653 in total assets at January 31, 2019. As at April 30, 2019, total assets comprised of $1,545 in accounts receivable, $56,164 in receivable due from related party and $333 in net fixed assets. . As at January 31, 2019 total assets comprised of $1,056 in accounts receivable, $56,164 in receivable due from related party and $433 in net fixed assets.

As at April 30, 2019, our current liabilities comprised of accounts payable and accrued liabilities of $750 and related party loans of $38,602 compared to accounts payable and accrued liabilities of $9,036 and related party loans of $31,538 as of January 31, 2019.

Stockholders’ equity was $17,018 as of April 30, 2019 compared to $17,079 as of January 31, 2019.

	Three Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2019	2018	Changes

Net cash used in operating activities	$(7,064)	$(1,137)	$(5,927)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$7,064	$1,200	$5,864
Net decrease in cash and cash equivalents	$-	$63	$(63)

Cash Flows from Operating Activities

For the three months ended April 30, 2019, net cash flows used in operating activities was $7,064, consisting of net loss from continued operations of $61, an increase in accounts receivable of $489 and a decrease in accounts payable and accrued liabilities of $6,614, offset by depreciation of $100.

For the three months ended April 30, 2018, net cash flows used in operating activities was $1,137, consisting of net loss from continued operations of $5,957 and a decrease in accounts payable and accrued liabilities of $100, offset by net income from discontinued operations of $500, depreciation of $100 and a decrease in inventory of $4,320.

Cash Flows from Investing Activities

For the three months ended April 30, 2019 and April 30, 2018, we had not used any funds in investing activities.

Cash Flows from Financing Activities

For the three months ended April 30, 2019 and April 30, 2018, cash flows provided by financing activities was $7,064 and $1,200 from director’s advancement, respectively.

Cash Requirements

We will require additional cash as we expand our business. Initially, to carry out our business plan, we will need to raise additional capital. There can be no assurance that we will be able to raise additional capital or, if we are able to raise additional capital, the terms we be acceptable to us. Currently we do not have any inventory.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern. We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTILIA GROUP, CORP.
(Registrant)
Dated: July 2, 2019	/s/ Robert Qin Peng
Robert Qin Peng
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

