Form 10-Q
period 2019-10-31
ANTILIA GROUP, CORP.
filed 2019-12-16
CIK 1691906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

4,290,000 shares of common stock issued and outstanding as of December 9, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ANTILIA GROUP, CORP.

Balance Sheets

(Unaudited)

	October 31, 2019	January 31, 2019

ASSETS
Current Assets
Accounts receivable	$1,592	$1,056
Receivable - related party	56,164	56,164
Total Current Assets	57,756	57,220
Property and equipment, net	133	433
TOTAL ASSETS	$57,889	$57,653

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$6,468	$9,036
Loans from related parties	58,667	31,538
TOTAL LIABILITIES	65,135	40,574

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,290,000 shares issued and outstanding	4,290	4,290
Additional paid-in capital	39,767	39,767
Stock payable	40,000	40,000
Accumulated deficit	(93,703)	(69,378)
Retained earnings from discontinued operations	2,400	2,400
Total stockholders' equity (deficit)	(7,246)	17,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$57,889	$57,653

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October31,	October 31,	October31,	October 31,
	2019	2018	2019	2018

REVENUES	$-	$-	$535	$-

OPERATING EXPENSES
General and administrative	$7,595	$6,086	$24,860	$15,724
Total Operating Expenses	7,595	6,086	24,860	15,724

LOSS FROM OPERATIONS	(7,595)	(6,086)	(24,325)	(15,724)

Provision for Income Taxes	-	-	-	-

NET LOSS FROM CONTINUED OPERATIONS	$(7,595)	$(6,086)	$(24,325)	$(15,724)

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	500

NET LOSS	$(7,595)	$(6,086)	$(24,325)	$(15,224)

Loss from Continued Operations per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Income from Discontinued Operations per share: Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,290,000	4,290,000	4,290,000	4,290,000

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Stockholders’ Equity (Deficit)

For the Three Month and Nine Month Period Ended October 31, 2019 and 2018

(Unaudited)

						Retained
						Earnings
	Common Stock		Additional			from
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Discontinued Operations	Total

Balance - January 31, 2019	4,290,000	$4,290	$39,767	$40,000	(69,378)	$2,400	$17,079
Net loss from continued operations	-	-	-	-	(61)	-	(61)
Net income from discontinued operations	-	-	-	-	-	-	-
Balance - April 30, 2019	4,290,000	$4,290	$39,767	$40,000	(69,439)	$2,400	$17,018
Net loss from continued operations	-	-	-	-	(16,669)	-	(16,669)
Net income from discontinued operations	-	-	-	-	-	-	-
Balance - July 31, 2019	4,290,000	$4,290	$39,767	$40,000	(86,108)	$2,400	$349
Net loss from continued operations	-	-	-	-	(7,595)	-	(7,595)
Net income from discontinued operations	-	-	-	-	-	-	-
Balance - October 31, 2019	4,290,000	$4,290	$39,767	$40,000	(93,703)	$2,400	$(7,246)

						Retained
						Earnings
	Common Stock		Additional			from
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Discontinued Operations	Total

Balance - January 31, 2018	4,290,000	$4,290	$24,795	$-	$(38,613)	$1,900	$(7,628)
Net loss from continued operations	-	-	-	-	(5,957)	-	(5,957)
Net income from discontinued operations	-	-	-	-	-	500	500
Balance - April 30, 2018	4,290,000	$4,290	$24,795	$-	$(44,570)	$2,400	$(13,085)
Net loss from continued operations	-	-	-	-	(6,086)	-	(6,086)
Net income from discontinued operations	-	-	-	-	-	-	-
Balance - July 31, 2018	4,290,000	$4,290	$24,795	$-	$(50,656)	$2,400	$(19,171)
Net loss from continued operations	-	-	-	-	(6,086)	-	(6,086)
Net income from discontinued operations	-	-	-	-	-	-	-
Balance - October 31, 2018	4,290,000	$4,290	$24,795	$-	$(56,742)	$2,400	$(25,257)

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	October 31,	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(24,325)	$(15,724)
Net income from discontinued operations	-	500
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	300
Changes in operating assets and liabilities:
Accounts receivable	(536)	-
Inventory	-	4,320
Accounts payable and accrued liabilities	(2,568)	2,428
Net cash used in operating activities	(27,129)	(8,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	27,129	7,190
Net cash provided by financing activities	27,129	7,190

Net change in cash and cash equivalents	-	(986)
Cash and cash equivalents - beginning of period	-	986
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

ANTILIA GROUP, CORP.

Notes to the Financial Statements

October 31, 2019

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 19, 2016) resulting in an accumulated deficit from continued operations of $93,703 and retained earnings from discontinued operations of $2,400 as of October 31, 2019, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on May 24, 2019.

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

Accounts receivable

Accounts receivable is received typically on the 21st or 22nd of the subsequent month. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the nine months ended October 31, 2019 and 2018, the Company recognized no bad debt or allowance.

Depreciation, Amortization, and Capitalization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computer Software 3 Years

	October 31, 2019	January 31, 2019
Computer Software	$1,200	$1,200
Less: accumulated amortization	(1,067)	(767)
Net property and equipment	$133	$433

During the nine ended October 31, 2019 and 2018, the depreciation cost was $300 and $300, respectively.

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

During the nine months ended October 31, 2019, the Company recognized sales revenue from mobile applications of $535.

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

During the nine months ended October 31, 2019 and October 31, 2018, the Company’s sole officer and director loaned the Company $27,129 and $7,190 to pay for incorporation costs and operating expenses, respectively. As of October 31, 2019 and January 31, 2019, the amount outstanding was $58,667 and $31,538, respectively. The loan is non-interest bearing, due upon demand and unsecured.

On December 3, 2018, the Company acquired receivable from related party from the collection of accounts receivable on the multi-media downloads of $56,164. As of October 31, 2019 and January 31, 2019, the Company recorded receivable – related party of $56,164 and $56,164, respectively.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

As of October 31, 2019 and January 31, 2019, the issued and outstanding common stock are 4,290,000 and 4,290,000, respectively.

NOTE 6 – ACQUISITIONS OF NET ASSETS

On December 3, 2018, the Company authorized the issuance of 8,000 shares of its common stock at $40,000 to acquire the net assets from eVeek, LLC summarized as follows:

Net Assets Acquisition
Accounts receivable	$480
Receivable - related party	56,164
Accounts payable and accrued liabilities	(1,672)
$54,972

NOTE 7 – DISCONTINUED OPERATIONS

On November 1, 2018, the Company discontinued the business of selling used automobiles in the United States and Dominican Republic.

The net income from the discontinued operations in the financial statements reflected the operation results from the selling of used automobile.

	Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$4,820
Cost of Goods Sold	-	-	-	4,320
Gross Profit	-	-	-	500

Net Income from Discontinued Operations	$-	$-	$-	$500

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended October 31, 2019 and 2018, which are included herein.

Our operating results for the three and nine months ended October 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

Three Months Ended October 31, 2019 and October 31, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended October 31, 2019 and 2018, which are included herein.

Our operating results for the three months ended October 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2019	2018	Changes

Revenues	$-	$-	$-
Operating Expenses	$(7,595)	$(6,086)	$(1,509)
Net Loss from Continued Operations	$(7,595)	$(6,086)	$(1,509)
Net Income from Discontinued Operations	$-	$-	$-
Net Loss	$(7,595)	$(6,086)	$(1,509)

Revenue

During the three months ended October 31, 2019 and October 31, 2018, the Company did not recognize any revenue.

Operating Expenses

During the three months ended October 31, 2019, we incurred operating expenses of $7,595 compared to $6,086 for the three months ended October 31, 2018..

Net Loss

Our net loss from continued operations for the three months ended October 31, 2019 and October 31, 2018 was $7,595 and $6,086, respectively.

Our net loss for the three months ended October 31, 2019 and October 31 2018 was $7,595 and $6,086, respectively.

Nine Months Ended October 31, 2019 and October 31, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine months ended October 31, 2019 and 2018, which are included herein.

Our operating results for the three months ended October 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2019	2018	Changes

Revenues	$535	$-	$535
Operating Expenses	$(24,860)	$(15,724)	$(9,136)
Net Loss from Continued Operations	$(24,325)	$(15,724)	$(8,601)
Net Income from Discontinued Operations	$-	$500	$(500)
Net Loss	$(24,325)	$(15,224)	$(9,101)

Revenue

During the nine months ended October 31, 2019 and October 31, 2018, the Company recognized sales revenue from mobile applications of $535 and $NIL, respectively.

Operating Expenses

During the Nine months ended October 31, 2019, we incurred operating expenses of $24,860 compared to $15,724 for the three months ended October 31, 2018. The increase was attributed to the increase in professional fees.

Net Loss

Our net loss from continued operations for the nine months ended October 31, 2019 and October 31, 2018 was $24,325 and $15,724, respectively. Our net income from discontinued operations for the nine months ended October 31, 2019 and October 31, 2018 was $NIL and $500, respectively.

Our net loss for the nine months ended October 31, 2019 and October 31 2018 was $24,325 and $15,224, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	October 31,	January 31,
	2019	2019	Changes

Cash and cash equivalents	$-	$-	$-
Current Assets	$57,756	$57,220	$536
Current Liabilities	$65,135	$40,574	$24,561
Working Capital Deficiency	$(7,379)	$16,646	$(24,025)

As at October 31, 2019, our total assets were $57,756 compared to $57,220 in total assets at October 31, 2019. As at October 31, 2019, total assets comprised of $1,592 in accounts receivable, $56,164 in receivable due from related party and $133 in net fixed assets. As at January 31, 2019 total assets comprised of $1,056 in accounts receivable, $56,164 in receivable due from related party and $433 in net fixed assets.

As at October 31, 2019, our current liabilities comprised of accounts payable and accrued liabilities of $6,468 and related party loans of $58,667 compared to accounts payable and accrued liabilities of $9,036 and related party loans of $31,538 as of January 31, 2019.

Stockholders’ deficit was $7,426 as of October 31, 2019 compared to stockholders’ equity $17,079 as of January 31, 2019.

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2019	2018	Changes

Net cash used in operating activities	$(27,129)	$(8,176)	$(18,953)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	$27,129	$7,190	$19,939
Net decrease in cash and cash equivalents	$-	$(986)	$986

Cash Flows from Operating Activities

For the nine months ended October 31, 2019, net cash flows used in operating activities was $27,129, consisting of net loss from continued operations of $24,325, an increase in accounts receivable of $536 and a decrease in accounts payable and accrued liabilities of $2,568, offset by depreciation of $300.

For the nine months ended October 31, 2018, net cash flows used in operating activities was $8,176, consisting of net loss from continued operations of $15,724, offset by net income from discontinued operations of $500, depreciation of $300, a decrease in inventory of $4,320 and an increase in accounts payable and accrued liabilities of $2,428.

Cash Flows from Investing Activities

For the nine months ended October 31, 2019 and October 31, 2018, we had not used any funds in investing activities.

Cash Flows from Financing Activities

For the nine months ended October 31, 2019 and October 31, 2018, cash flows provided by financing activities was $27,129 and $7,190 from director’s advancement, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANTILIA GROUP, CORP.
(Registrant)

Dated: December 13, 2019	/s/ Robert Qin Peng
Robert Qin Peng
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

